Form 10KSB
period 2003-12-31
NEW JERSEY ACQUISITION INC
filed 2004-03-12
CIK 1267760

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

Commission file number 000-50434

New Jersey Acquisition, Inc.

(Name of small business issuer in its charter)

Delaware	20-0269426

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24300 Chagrin Blvd., Suite 210, Cleveland, Ohio	44122

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (216) 514-5997

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2003.

There were 1,240,000 shares of the Registrant’s common stock outstanding as of December 31, 2003.

PART I

Item 1. Description of Business.

General

     The Company was incorporated under the laws of the State of Delaware on September 25, 2003 and is in the early developmental and promotional stages. To date, the Company’s activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company was formed to seek business opportunities and is currently a “shell” with no business. The Company has no commercial operations as of the date hereof. We have no full-time employees and own no real estate.

     The Company is a “shell” company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance stockholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company has filed a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will continue to file all reports required of us under the Exchange Act until a business combination has occurred. As a reporting company, we may be able to attract a business opportunity candidate that wishes to achieve the status of an Exchange Act registered corporation and of establishing a public market for its common stock. We cannot guarantee, however, that the foregoing assumption is correct.

     We have neither conducted, nor have others made available to us, market research indicating whether any demand exists for such transactions. Moreover, we do not have, and do not plan to have, or plan to establish, a marketing organization. Even if demand for such a business opportunity is identified, there is no assurance that we will be successful in its completion.

     We do not intend to engage professional firms specializing in business acquisitions or reorganizations. We do not intend to employ or retain consultants or outside advisors to obtain business opportunities for us. Management has not used any consultants or advisors in the past and does not plan to do so. Therefore, we have no agreements or contracts between a consultant/advisor and any other companies that are searching for blank check companies with which to merge.

     We may merge with a company that has retained one or more consultants or outside advisors. In that situation, we expect that the business opportunity will compensate the consultant or outside advisor.

Competition

     We are and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies. These firms are in a better competitive position than our Company to attract desirable business opportunity candidates. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities. Consequently, we will be at a competitive disadvantage in identifying and successfully completing possible business opportunities.

Intellectual Property

     We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation

     We cannot anticipate or determine the effect of many possible governmental regulations, including environmental laws, because we have not determined the type of business we will be engaged in. The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan, described herein. We currently have no plans to conduct a blank check offering. However, upon consummation of a business opportunity, our business opportunity candidate may elect to do so.

     The transferability of our common stock is limited because a significant number of states have enacted regulations or “blue sky” laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of blank check companies within that state. The following states have enacted such regulations: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia and Washington.

     In addition, many states, while not specifically prohibiting or restricting securities of blank check companies, may not register our securities for sale or resale due to other state rules and regulations. We are unable to accurately predict which states may prohibit sales or resales of securities of a blank check company. Therefore, we currently have no plans to register any of our securities for sale within any particular state. To ensure that no state laws are violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state, which prohibits such resale, if no applicable resale exemption is available. We do not anticipate that a secondary trading market for our securities will develop in any state until a business opportunity is consummated and we are no longer classified as a blank check company, if at all.

     Furthermore, it is the position of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “SEC”), both before and after a business combination or transaction with another entity or other person, that promoters or affiliates of a blank check company and their transferees would act as “underwriters” under the Securities Act of 1933, as amended (the “Act”), when reselling the securities of the blank check company and that those securities can be resold only through a registered offering. The Division of Corporation Finance of the SEC has further stated that Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of that Rule. As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144. They will instead be required to file a registration statement under the Act in order to complete any public sales of their shares.

     Federal and state tax consequences will likely be major considerations in any business opportunity that we may undertake. Such transactions may be structured so as to result in tax-free treatment to both companies. We intend to structure business opportunities, which minimize the federal and state tax consequences of both our Company and the target entity; however, there can be no assurance that the business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Reporting Requirements

     Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a “back door registration.” A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to SEC regulations, this type of event requires the successor company to provide in a Current Report on Form 8-K, within fifteen (15) days of the succession, the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Employees

     We currently have no full-time employees. There are no collective bargaining agreements or employment agreements with Douglas G. Furth, our sole officer/director who is also our sole stockholder. We have no employees nor are there any persons other than Mr. Furth who devote any of their time to our affairs. All references in this report to our management are to Douglas G. Furth. The inability at any time of Mr. Furth to devote sufficient attention to us could have a material adverse impact on our operations. Other than the 1,240,000 shares of our common stock issued to Mr. Furth in consideration for the formation and organization of the Company, as described below, Mr. Furth does not receive compensation for his services.

Administrative Offices

     The Company currently maintains a mailing address at 24300 Chagrin Blvd., Suite 210, Cleveland, Ohio, 44122, which is the mailing address of its sole officer and director. Other than this mailing address, the Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Item 2. Properties.

     The Company owns no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 24300 Chagrin Blvd., Suite 210, Cleveland, Ohio 44122. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

Item 3. Legal Proceedings.

     As of December 31, 2003, the Company was neither a party nor were any of its properties subject to any legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no trading market for our common stock at present and there has been no trading market to date.

     As of December 31, 2003, there was one record holder of the Company’s common stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Act.

     In connection with our organization, on September 25, 2003, Mr. Furth was issued 1,240,000 shares of restricted common stock in exchange for his services rendered in the formation and organization of our Company. The shares were issued at $.0001 per share, which we believe represents the fair value of the services performed by Mr. Furth. The foregoing purchase and sale to this sophisticated person (officer and director) who had superior access to all corporate and financial information were exempt from registration under the Act, pursuant to Section 4(2), on the basis that the transaction did not involve a public offering.

     The purchaser listed above represented his intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

     Other than the securities mentioned above, we have not issued or sold any securities.

Item 6. Plan of Operation.

     The Company has no operations or revenues. In the next twelve months, our management plans to seek business opportunity candidates. Otherwise, we expect to remain without operations and without accepting offers from any business opportunity candidate. Since our inception to the date of this Annual Report on Form 10-KSB, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker/dealers or venture capitalists to assist us in locating a business opportunity. We will not employ the services of any of those individuals or entities. Instead, we will rely upon our management to affect those services normally provided by professional advisors or financial consultants. Specifically, our management will identify prospects through present associations such as those of its sole officer/director, attorneys, and similar persons.

     We have not and do not intend to restrict our business opportunity search to any specific business, industry, or geographical location. We may participate in virtually any kind of business. We anticipate that we will participate in only one potential business opportunity, since we have no assets and limited financial resources. To date, we have not developed any criteria for the selection of business opportunities. However, our management will not select or enter into a merger agreement with a company unless such company can provide audited financial statements and comply with all SEC reporting requirements. Our management will have complete discretion in selecting an appropriate business opportunity.

     Our management’s plan of operations will be conducted through the efforts of our sole officer/director, Douglas G. Furth, and will not require any additional funds. It is anticipated that our sole officer/director will furnish us with business opportunity candidates. We have not, and we do not plan to use, any notices or advertisements in our search for business opportunities. Our sole officer/director will investigate specific business opportunities and negotiate, hire an attorney to draft, and execute relevant agreements, disclosure documents and other instruments. Our sole officer/director has not in the past used any attorney for these functions. We will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, we may not discover certain adverse factors regarding such a business opportunity due to our limited business experience in such matters.

     We will incur nominal expenses in implementing our business plan, which will be paid by our present management as interest-free loans to the Company. However, we expect that repayment of these loans will be derived solely from consummation of a business opportunity. The repayment of any loans made to the Company will not impede, or be made conditional in any manner to, consummation of a business opportunity. Our sole officer/director will loan money to us on an as-needed basis. There is no cap on the amount of monies he will loan to us. We currently do not intend to raise additional monies from investors while we are a blank check company. However, upon the consummation of a business opportunity, the combined entities may raise monies through equity or debt offerings.

     Prior to making a decision in a business opportunity, we plan to obtain written materials regarding the business opportunity including: a description of products, services and company history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information.

     We currently do not plan to raise capital by any means whatsoever. Further, prior to the location of a business opportunity, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Because we have virtually no resources, management anticipates that to achieve any such acquisition, we will be required to issue shares of our authorized but unissued common stock as the sole consideration for any such venture and it is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs (of which there can be no assurance), it will be undertaken by the surviving entity after we have successfully consummated a business opportunity, and we are no longer considered a blank check company.

We do not anticipate any significant changes in the number of our employees. In addition, our management does not plan to engage in research and development and does not plan to purchase or sell plant or equipment.

     We plan to expand our operations with companies that will complement or enhance our business. We cannot guarantee that we will be able to ultimately affect any such business opportunity or integrate a business or its operations into our Company. Consequently, there is no basis to evaluate the specific merits or risks of any potential business opportunity that we may undertake.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The Company has no majority-owned subsidiaries, nor does it have any interests in or relationships with any special purpose entities or variable interest entities.

Item 7. Financial Statements.

     Please refer to pages F-1 through F-8.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Based on his evaluation of the Company’s disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10-KSB (the “Evaluation Date”), Douglas G. Furth, the Company’s principal and sole executive and financial officer, has concluded that he is the only individual involved in the Company’s disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company’s periodic reports. The Company’s system is designed so that information is retained by the Company and relayed to counsel and the Company’s accountants as it becomes available. The Company’s principal executive officer and principal financial officer believes that as of the end of the period being reported, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the Company believes that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business combination is consummated, the Company’s management will reevaluate the disclosure controls and procedures.

Changes in Internal Controls

     No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.

PART III

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

     The Company has one director and officer as follows:

     Douglas G. Furth, 48 years of age, has served as our sole director, President, Treasurer and Secretary since our inception, and will serve on the Board of Directors until the next annual meeting of our stockholders or until a successor is elected. There are no agreements or understandings of the sole officer and director to resign at the request of another person, and the above-named sole officer and director is not acting on behalf of, nor will act at the direction of, any other person.

     Set forth below is the name of our sole director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five (5) years:

     Mr. Furth acts as President, Treasurer, Secretary and sole director for our Company. He has served as the sole officer and director of our Company since its inception. He has been active in the financial business for approximately twenty years. Prior to 1988, Mr. Furth graduated from the corporate training program at Smith Barney, where he spent several years in retail and institutional money management. For more than a decade, Mr. Furth has worked on the development of small business ventures, concentrating on financing, strategic consulting, merger and acquisition work and management consulting. Mr. Furth received a B.A. in Business Administration from Baldwin-Wallace College.

     Other than as mentioned above, we have no employees and do not anticipate hiring any in the future until we have successfully implemented our business plan described herein. None of our sole executive officer/director, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own 10% or more of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and 10% or greater stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company’s review of the copies of such forms it has received, the Company believes that its sole director, officer and stockholder complied with all filing requirements applicable to him with respect to transactions during the year ended December 31, 2003.

Code of Ethics

     The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s sole director, Douglas G. Furth, has chosen not to adopt such a code of ethics at this time because he is also the Company’s sole executive officer, and the Company’s only employee.

Item 10. Executive Compensation.

     Our sole executive officer/director does not receive any compensation for his services rendered to us, has not received such compensation in the past (other than the 1,240,000 shares of our common stock issued to Douglas G. Furth in consideration for the formation and organization of the Company, as described below), and is not accruing any compensation pursuant to any agreement with us.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
					Restricted	Securities	LTIP	All Other
Name and				Other Annual	Stock	Underlying	Payouts	Compen-
Principal Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SARs	(1)	sation
Douglas G. Furth,	2003	$0	$0	$0	—	—	$0	$0
President,
Treasurer and
Secretary

(1)	Includes securities, underlying options, and SARs.

     Our sole officer/director will not receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan.

     We have adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our common stock, which is the only class of our outstanding voting securities, as of December 31, 2003, all directors individually and all our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

	AMOUNT AND NATURE	PERCENT
NAME AND ADDRESS	OF SHARES	OF
OF BENEFICIALOWNER	BENEFICIALLY OWNED	CLASS
Douglas G. Furth 24300 Chagrin Blvd. Suite 210 Cleveland, Ohio 44122	1,240,000 Direct Ownership	100%
All Officers and Directors as a Group (1 person)	1,240,000 Direct Ownership	100%

Item 12. Certain Relationships and Related Transactions.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others

     There were no transactions or series of transactions during the Company’s last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company, any director, executive officer, nominee, future director, five percent stockholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

     The following documents are filed as part of this report:

(a)	Exhibits:

No.	Description
3.1	Certificate of Incorporation of New Jersey Acquisition, Inc. (*)
3.2	By-Laws of New Jersey Acquisition, Inc. (*)
4.1	Form of Specimen Stock Certificate for the Common Stock (*)
23.1	Consent of Berger Apple & Associates, Ltd., Certified Public Accountant
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

     * Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on October 21, 2003.

(b)	The Registrant did not file any Reports on Form 8-K during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

     Aggregate fees for professional services rendered for the Company by Berger Apple & Associates, Ltd. for the year ended December 31, 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2003
Audit Fees	$750
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$750

     Audit Fees for the year ended December 31, 2003 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

     The Company incurred no Audit-Related Fees for the year ended December 31, 2003.

     There were no Tax Fees or fees that were classified as All Other Fees as of the year ended December 31, 2003.

     As the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures; however, the sole director approved all of the audit-related, tax and all other fees.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Jersey Acquisition, Inc. (Registrant)

Date: March 12, 2004
	By:	/s/ Douglas G. Furth

Douglas G. Furth, President, Secretary,
Treasurer and sole Director

Independent Auditor’s Report and Financial Statements
New Jersey Acquisition, Inc.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Independent Auditor’s Report.	F-1
Balance Sheet as of December 31, 2003	F-2
Statements of Operations and Retained Earnings (Deficit) for the Year ended December 31, 2003 and the Period from September 25, 2003 (Inception) through December 31, 2003	F-3
Statements of Cash Flows for the year ended December 31, 2003 and the Period from September 25, 2003 (Inception) through December 31, 2003.	F-4
Statement of Stockholders’ Equity for the Period from September 25, 2003 (Inception) through December 31, 2003.	F-5
Notes to Financial Statements.	F6-F8

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
For Year Ended December 31, 2003

Berger Apple & Associates, Ltd.
25550 Chagrin Blvd., Ste. 101
Beachwood, Ohio 44122

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Management of
New Jersey Acquisition, Inc.
24300 Chagrin Blvd., Suite 210
Cleveland, Ohio 44122

We have audited the accompanying balance sheet of New Jersey Acquisition, Inc., (a development stage company) for the period from September 25, 2003 (inception) through December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2003 and for the period from September 25, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Acquisition,, Inc., as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003 and for the period from September 25, 2003 (inception) to December 31, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that New Jersey Acquisition, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, New Jersey Acquisition, Inc. is in the development stage, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management’s plans in regard to these matters are also discussed in Note 1. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Berger Apple & Associates, Ltd.

Berger Apple & Associates, Ltd.
25550 Chagrin Blvd., Ste. 101
Beachwood, Ohio 44122
March 8, 2004
License # 04-3-35445

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2003

ASSETS
Current Assets:
Cash	$0

Total Current Assets	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	$750

TOTAL LIABILITIES	$750
STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value; 20,000,000 shares authorized, zero shares issued and outstanding	$0
Common Stock, $.0001 par value, 100,000,000 shares authorized; 1,240,000 shares issued and outstanding	$124
Additional Paid-In Capital	$0
Accumulated deficit during development stage	$(874)

TOTAL STOCKHOLDERS’ EQUITY	$(750)

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Statements of Operation

		September 25, 2003
	Year Ended	(inception) to
	December 31, 2003	December 31, 2003
Revenue:	-0-	-0-
Total Income	-0-	-0-
Costs and Expenses:
Accounting Fees	750	750
Filing Fees
Total Expenses	750	750
Net Loss from Operations	750	750
Other Income and Expenses:
Interest Income
Net (Loss)	(750)	(750)
Per Share Information:
Weighted average number of shares of common stock outstanding	1,240,000	1,240,000
Net Loss Per Share of Common Stock	$(.0001)	$(.0001)

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.

(A Development Stage Company)
Statements of Cash Flow

September 25, 2003
	Year Ended	(inception) to
	December 31, 2003	December 31, 2003
Cash Flows From Operating Activities
Net Loss	(874)	(874)
Adjustment to reconcile net loss to net cash provided by operational activities issue of common stock for services	124	124
Net Cash Used in Operating Expenses	750	750
Cash Flows from Investing Activities	-0-	-0-
Cash Flows from Financing Activities	-0-	-0-
Net Increase (Decrease)	-0-	-0-
Cash, Beginning of Period	-0-	-0-
Cash, End of Period	-0-	-0-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	-0-	-0-
Cash paid for Income Taxes	-0-	-0-

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Stockholders’ Equity (Deficit)
December 31, 2003

	Common Stock
			Additional paid-in		Total Stockholders'
	Number of shares	Amount	capital	Deficit	Equity
September 25, 2003 Issued for services	1,240,000	$124	$0	$0	$124
Net Loss for Period				(124)	(124)

Balance, September 25, 2003	1,240,000	$124	$0	$(124)	$0
Net Loss for Year				(750)	(750)

Balance, December 31, 2003	1,240,000	$124	$0	$(874)	$(750)

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 1 — GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The management’s plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

NOTE 2 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

New Jersey Acquisition, Inc. (a development stage company) (“the Company”) was incorporated in Delaware on September 25, 2003 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation and seeking an acquisition or similar opportunity, such as a merger or exchange of stock. The year-end of the Company is December 31st for both book and tax purposes. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C. Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 2 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, “Accounting for Income Taxes” (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2003.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2003 there were no dilutive convertible shares, stock options or warrants.

NOTE 3 — STOCKHOLDER’S EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. On September 25, 2003, the Company issued 1,240,000 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate of $124 in services.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 3 — STOCKHOLDER’S EQUITY (continued)

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company. The Company’s sole officer and director is also the sole shareholder of the Company.