Form 10QSB
period 2004-03-31
NEW JERSEY ACQUISITION INC
filed 2004-05-17
CIK 1267760

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50434

New Jersey Acquisition, Inc.

(Name of small business issuer in its charter)

Delaware	20-0269426

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24300 Chagrin Blvd., Suite 210, Cleveland, Ohio	44122

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number     (216) 514-5997

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:     50,000    .

Transitional Small Business Disclosure Format (Check one): Yes ☒   No ☐

RECENT DEVELOPMENTS

Merger

     On March 2, 2004, New Jersey Acquisition, Inc. (the “Company”) formed a wholly owned subsidiary, New Jersey Merger Sub, Inc., a Delaware corporation (“Merger Sub”), for the purpose of merging such entity with and into a prospective business target. On May 12, 2004, the Company executed a Merger Agreement (the “Agreement”) among the Company, Merger Sub, EMC Packaging, Inc., a Delaware corporation (“EMC”), and the stockholders of EMC. The Company has filed a Current Report on Form 8-K with respect to the execution of the Agreement. On the effective date of the Merger, pursuant to the Agreement, Merger Sub will be merged (the “Merger”) with and into EMC. EMC, the Company and Merger Sub intend to consummate the Merger within seven (7) days of the execution date of the Agreement. Upon consummation of the Merger, the Company will file a Current Report on Form 8-K announcing such consummation. EMC will be the surviving corporation of such Merger, and will become the Company’s wholly owned subsidiary. EMC is primarily engaged in the packaging, marketing and sale of refrigerants for the automotive and duster markets. The Merger will be accomplished pursuant to the Agreement and an Agreement and Plan of Merger (the “Plan of Merger”) among the Company, Merger Sub and EMC, which will be executed on the closing date of the Merger.

     Pursuant to the Plan of Merger, the Company will exchange all of its Merger Sub shares (the “Exchanged Shares”) for all of the issued and outstanding shares of common stock, $.001 par value per share, of EMC (the “EMC Common Stock”). In consideration for such Merger, the stockholders of EMC existing immediately prior to the Merger will receive 8,000,000 shares of the common stock, $.0001 par value per share, of the Company (the “Company Common Stock”), which will represent eighty percent (80%) of the issued and outstanding shares of the Company Common Stock subsequent to the Merger.

     EMC is engaged in the packaging, marketing and sale of refrigerants for the automotive and duster markets. EMC supplies refrigerant in units that are used by ultimate end users. Dusters are used in the computer and electronics industries, as well as the photographic market, as an aerosol cleaner. EMC’s products are also used in forensic medicine to freeze medical specimens, and EMC packages the only Coast Guard approved boat horns. All of these products use a refrigerant that EMC packages. Subsequent to the consummation of the Merger, the Company will be a holding company and it intends to continue the EMC business as such business currently exists.

     Both of the transfers and the conversion of shares will be conducted pursuant to exemptions from registration, namely Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Act”). As a result, the 8,000,000 shares of the Company Common Stock that will be held by the stockholders of EMC following consummation of the Merger will be “restricted securities” subject to Rule 144 of the Act, as will the shares of EMC Common Stock that will be held by the Company following consummation of the Merger.

Change in Independent Auditors

     On May 13, 2004, the Company notified Berger Apple & Associates Ltd. (“BAA”) of BAA’s dismissal as the Company’s independent auditors because BAA is not yet registered with the Public Company Accounting Oversight Board, as required by recent Securities and Exchange Commission (“SEC”) rules. The dismissal was approved by the Company’s sole Director. The Company’s sole Director has engaged WithumSmith+Brown as the Company’s independent accountants, effective May 13, 2004. The Company disclosed this change of independent auditors on a Current Report on Form 8-K, filed on May 14, 2004.

Reverse Stock Split

     Effective at the close of business on May 13, 2004, the Company implemented a 1-for-24.8 reverse split of the outstanding Company Common Stock. The Company’s sole Director and sole stockholder approved the reverse stock split on April 30, 2004. The Company has implemented the reverse stock split at the ratio of 1-for-24.8, causing each outstanding block of 24.8 shares of the Company Common Stock to automatically convert into one share of Company Common Stock and reducing the number of shares of Company Common Stock outstanding from approximately 1,248,000 to 50,000. The par value of the Company Common Stock will remain at $.0001 per share and the number of authorized shares will remain at 100,000,000 shares of Company Common Stock.

PART I

Item 1. Financial Statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets
March 31, 2004
(Unaudited)

ASSETS

Current Assets:
Cash	$0

Total Current Assets	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	$750

TOTAL LIABILITIES	$750

STOCKHOLDERS’ EQUITY

Stockholders Equity
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

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Statements of Operation
(Unaudited)

	Three Months	September 25, 2003
	Ended	(inception) to
	March 31, 2004	March 31, 2004
Revenue:	-0-	-0-

Total Income	-0-	-0-

Costs and Expenses:
Accounting Fees	750	750
Filing Fees

Total Expenses	750	750

Net Loss from Operations	750	750

Other Income and Expenses:
Interest Income

Net (Loss)	(750)	(750)

Per Share Information:
Weighted average number of shares of common stock outstanding	1,240,000	1,240,000
Net Loss Per Share of Common
Stock	$(.0001)	$(.0001)

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)

	Three Months	September 25, 2003
	Ended	(inception) to
	March 31, 2004	March 31, 2004
Cash Flows From Operating Activities
Net Loss	(874)	(874)
Adjustment to reconcile net loss to net cash provided by operational activities issue of common stock for services	124	124

Net Cash Used in Operating Expenses	750	750

Cash Flows from Investing Activities	-0-	-0-

Cash Flows from Financing Activities	-0-	-0-

Net Increase (Decrease)	-0-	-0-

Cash, Beginning of Period	-0-	-0-

Cash, End of Period	-0-	-0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for Interest	-0-	-0-
Cash paid for Income Taxes	-0-	-0-

The accompanying notes are an integral part of these financial statements.

NEW JERSEY ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Unaudited)

NOTE 1 – GOING CONCERN CONSIDERATION

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

NOTE 2 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Organization and Business Operations

     The unaudited financial statements as of March 31, 2004 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

     The Company was incorporated in Delaware on September 25, 2003 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The year-end of the Company is December 31st for both book and tax purposes.

     At March 31, 2004, the Company had not yet commenced any formal business operations, and all activity to such date relates to the Company’s formation and seeking an acquisition or similar opportunity, such as a merger or exchange of stock. On March 2, 2004, the Company formed a wholly owned subsidiary, New Jersey Merger Sub, Inc., a Delaware corporation, for the purpose of merging such entity with and into a prospective business target. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business; however, as disclosed in “Recent Developments” on page 1, the Company has identified a prospective target business, EMC Packaging, Inc., and has entered into a Merger Agreement among the Company, Merger Sub, EMC Packaging, and the stockholders of EMC Packaging.

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

D.   Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, “Accounting for Income Taxes” (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2004.

E.   Basic and diluted net loss per share

     Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At March 31, 2004, there were no dilutive convertible shares, stock options or warrants.

NOTE 3 – STOCKHOLDERS’ EQUITY

A.   Preferred Stock

     The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

B.   Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. On September 25, 2003, the Company issued 1,240,000 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate of $124 in services. Following the reverse stock split, the founder holds approximately 50,000 shares of the Company’s common stock. (See “Recent Developments” on page 1).

C.   Warrant and Options

     There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

     The Company currently uses the offices of its president as its principal place of business at no cost to the Company. The Company’s sole officer and director is also the sole stockholder of the Company.

Item 2. Plan of Operation.

     The Company has no operations or revenues. In the next twelve months, our management plans to seek business opportunity candidates. Otherwise, we expect to remain without operations and without accepting offers from any business opportunity candidate. Since our inception to the date of this Quarterly Report on Form 10-QSB, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker/dealers or venture capitalists to assist us in locating a business opportunity. We will not employ the services of any of those individuals or entities. Instead, we will rely upon our management to affect those services normally provided by professional advisors or financial consultants. Specifically, our management will identify prospects through present associations such as those of its sole officer/director, attorneys, and similar persons.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Based on his evaluation of the Company’s disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”), Douglas G. Furth, the Company’s principal and sole executive and financial officer, has concluded that he is the only individual involved in the Company’s disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company’s periodic reports. The Company’s system is designed so that information is retained by the Company and relayed to counsel and the Company’s accountants as it becomes available. The Company’s principal executive officer and principal financial officer believes that as of the end of the period being reported, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported, within the required time periods. Further, the Company believes that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary at this time. At such time that a business combination is consummated, the Company’s management will reevaluate the disclosure controls and procedures.

Changes in Internal Controls

     No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.

PART II

Item 1. Legal Proceedings.

     As of May 1, 2004, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 5. Other Information

See “Recent Developments” on page 1.

Item 6. Exhibits and Reports on Form 8-K.

     The following documents are filed as part of this quarterly report:

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

     • Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on October 21, 2003.

     (b)   The Registrant did not file any Reports on Form 8-K during the first quarter of 2004.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Jersey Acquisition, Inc. (Registrant)

Date: May 17, 2004	By:	/s/ Douglas G. Furth

Douglas G. Furth, President, Secretary,
Treasurer and sole Director